Form 10-K
period 2004-12-31
Sequoia Mortgage Trust 2004-10
filed 2005-03-31
CIK 1308097

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER: 333-118832-03

SEQUOIA RESIDENTIAL FUNDING, INC. (AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT, DATED OCTOBER 1, 2004, PROVIDING FOR THE ISSUANCE OF THE SEQUOIA MORTGAGE TRUST 2004-10, MORTGAGE PASS-THROUGH CERTIFICATES)

                        SEQUOIA RESIDENTIAL FUNDING, INC.
             (Exact Name of registrant as specified in its charter)

            DELAWARE                                   35-2170972
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

        ONE BELVEDERE PLACE
              SUITE 330
           MILL VALLEY, CA                              94941
(Address of principal executive offices)              (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant to        Securities registered pursuant to
      Section 12(b) of the Act:              Section 12(g) of the Act:

             NONE                                    NONE
        (Title of class)                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant's most recently completed second fiscal quarter:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
       SEQUOIA MORTGAGE TRUST 2004-10, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                                           Page
                                                                                                                           ----
PART I            ........................................................................................................   3
                  ITEM 1     -   BUSINESS.................................................................................   3
                  ITEM 2     -   PROPERTIES...............................................................................   3
                  ITEM 3     -   LEGAL PROCEEDINGS........................................................................   3
                  ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................   3

PART II           ........................................................................................................   3
                  ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
                                  OF EQUITY SECURITIES....................................................................   3
                  ITEM 6     -   SELECTED FINANCIAL DATA..................................................................   3
                  ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   3
                  ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................   3
                  ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................   3
                  ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....   3
                  ITEM 9A    -   CONTROLS AND PROCEDURES..................................................................   4
                  ITEM 9B    -   OTHER INFORMATION........................................................................   4

PART III          ........................................................................................................   4
                  ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................   4
                  ITEM 11    -   EXECUTIVE COMPENSATION...................................................................   4
                  ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................   6
                  ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................   6
                  ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................   6

PART IV           ........................................................................................................   6
                  ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................   6

SIGNATURES ...............................................................................................................   8

CERTIFICATION ............................................................................................................   9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.........................................................   10

INDEX TO EXHIBITS........................................................................................................   10

                                     PART I

ITEM 1  -   BUSINESS

            Not Applicable.

ITEM 2  -   PROPERTIES

            Sequoia Residential Funding, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3  -   LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2004-10 Trust (the "Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.

ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5  -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES

            To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

            The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were ten (10) holders of the Class A-1A Certificates, one (1) holder of the Class A-1B Certificates, seventeen (17) holders of the Class A-2 Certificates, three (3) holders of the Class A-3A Certificates, two (2) holders of the Class X-3B Certificates, nine (9) holders of the Class A-4 Certificates, one (1) holder of the Class X-A Certificates, one
(1) holder of the Class X-B Certificates, four (4) holders of the Class B-1 Certificates, three (3) holders of the Class B-2 Certificates, and one (1) holder of the Class B-2 Certificates.

ITEM 6  -   SELECTED FINANCIAL DATA

            Not Applicable.

ITEM 7  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Not Applicable.

ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable.

ITEM 8  -   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

            Not Applicable.

ITEM 9  -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

ITEM 9A -   CONTROLS AND PROCEDURES

            Not Applicable.

ITEM 9B -   OTHER INFORMATION

            Not Applicable.

                                    PART III

ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable.

ITEM 11 -   EXECUTIVE COMPENSATION

            Not Applicable.

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The Depositor is a Delaware corporation and indirect wholly-owned subsidiary of Redwood Trust, Inc. The Trust is a grantor trust established under the Pooling and Servicing Agreement.

            The following table sets forth (i) the identification of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

CLASS A-1A

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
BANK OF NY                    $  5,520,000                               5.02%
INVSTRS BK                    $ 30,000,000                              27.27%
CITIBANK                      $$40,000,000                              36.36%

SSB&T CO                      $ 18,710,000                               6.48%

CLASS A-1B

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
JPM/GW CAP                     $12,225,000                               100%

CLASS A-2

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
BONY/BARCL                     $35,000,000                              17.20%
SSB&T CO                       $12,010,000                               5.90%
BANK OF NY                     $15,700,000                               7.71%
SSB-BK PFL                     $35,000,000                              17.20%
BNY/CDC-FP                     $36,141,000                              17.76%
JPMCBNA                        $46,540,000                              22.88%

CLASS A-3A

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
JPMCBNA                       $104,000,000                               57.78%
MIZUHO BNK                    $  1,000,000                                5.56%
SSB&T                         $ 75,000,000                               41.67%

CLASS X-3B

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
JPM/GW CAP                     $15,000,000                                75%
JPMCBNA                        $5,000,000                                 25%

CLASS A-4

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
SSB-BK PFL                     $34,299,000                              27.05%
JPMCBNA                        $34,610,000                              27.30%
SSB&T CO                       $40,360,000                              31.83%
WBNA-MAIN                      $10,000,000                               7.89%

CLASS X-A

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
JPM/GW CAP                    $652,465,000                              100.00%

CLASS X-B

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
CITIBANK                       $20,891,000                              100.00%

CLASS B-1

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
BANK OF NY                     $3,042,000                               21.66%
JPMCBNA                        $2,000,000                               14.24%
CGM/SAL BR                     $5,000,000                               35.61%
CITIBANK                       $4,000,000                               28.49%

CLASS B-2

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
BANK OF NY                     $2,849,000                               41.66%
CITIBANK                       $2,000,000                               29.20%
WELLS BKNA                     $2,000,000                               29.20%

CLASS B-3

Identification           Principal Amount Owned            Percentage of Outstanding Amount
--------------           ----------------------            --------------------------------
CITIBANK                       $3,767,000                                100%

ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 14 -   PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                    PART IV

ITEM 15 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

                  1.    Financial Statements:

                        Not applicable.

                  2.    Financial Statement Schedules:

                        Not applicable.

                  3.    Exhibits:

Exhibit No.                              Description
-----------     ----------------------------------------------------------------
31.1            Sarbanes-Oxley Certification.

99.1**          Statement of Compliance of the Servicer pursuant to Section
                7.04(a) of The Master Servicing Agreement between RWT Holdings,
                Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related
                Acknowledgements (the "RWT/Morgan Servicing Agreement").

99.2** Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3 Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing
                Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related
                Acknowledgements (the "RWT/GreenPoint Servicing Agreement").

99.4            Report of Independent Account pursuant to Section 6.05 of the
                RWT/GreenPoint Servicing Agreement.

99.5 Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation ("Cendant") and Bishop's
                Gate Residential Mortgage Trust (formerly known as Cendant
                Residential Mortgage Trust), as Sellers, and Cendant, as
                Servicer, dated

                August 1, 2002, as modified by the related Acknowledgements
                (the "RWT/Cendant Servicing Agreement").

99.6            Report of Independent Accountant pursuant to Section 7.05 of the
                RWT/Cendant Servicing Agreement.

99.7***         Statement of Compliance of the Servicer pursuant to Section
                11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8*** Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9*           Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10*          Report of Independent Accountant pursuant to Section 6.05 of the
                RWT/GMAC Servicing Agreement.

99.11*          Statement of Compliance of the Servicer pursuant to Section
                3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and
                Residential Funding Corporation, as modified by the related
                Acknowledgements (the "RWT/RFC Servicing Agreement").

99.12* Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.

(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K         ITEMS REPORTED/FINANCIAL STATEMENTS FILED
October 28, 2004                    Report filing Computational Materials and
                                    Collateral Term Sheet

November 18, 2004                   Report filing the Pooling and Servicing
                                    Agreement and the Tax Opinion

December 3, 2004                    Trustee's Monthly Report for the November
                                    Distribution to Certificateholders

January 5, 2005                     Trustee's Monthly Report for the December
                                    Distribution to Certificateholders

--------------
*The document is not due to be delivered until March 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEQUOIA RESIDENTIAL FUNDING, INC.

                                    By: /s/ Harold F. Zagunis
                                       -----------------------------------------
                                    Name: Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary

Date: March 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

      3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer, Bank of America, N.A., as Servicer, GMAC Mortgage Corporation, as Servicer, and Residential Funding Corporation, as Servicer.

Date: March 31, 2005

/s/ Harold F. Zagunis
--------------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

            No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.                             Description
-----------     ----------------------------------------------------------------
31.1            Sarbanes-Oxley Certification.

99.1**          Statement of Compliance of the Servicer pursuant to Section
                7.04(a) of The Master Servicing Agreement between RWT Holdings,
                Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related
                Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.2** Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3 Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing
                Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related
                Acknowledgements (the "RWT/GreenPoint Servicing Agreement").

99.4            Report of Independent Account pursuant to Section 6.05 of
                RWT/GreenPoint Servicing Agreement.

99.5 Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, Cendant Mortgage Corporation ("Cendant") and Bishop's
                Gate Residential Mortgage Trust (formerly known as Cendant
                Residential Mortgage Trust), as Sellers, and Cendant, as
                Servicer, dated August 1, 2002, as modified by the related
                Acknowledgements (the "RWT/Cendant Servicing Agreement").

99.6            Report of Independent Accountant pursuant to Section 7.05 of the
                RWT/Cendant Servicing Agreement.

99.7***         Statement of Compliance of the Servicer pursuant to Section
                11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8*** Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9* Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10*          Report of Independent Accountant pursuant to Section 6.05 of the
                RWT/GMAC Servicing Agreement.

99.11*          Statement of Compliance of the Servicer pursuant to Section
                3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and
                Residential Funding Corporation, as modified by the related
                Acknowledgements (the "RWT/RFC Servicing Agreement").

99.12* Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.

--------------
*The document is not due to be delivered until March 31, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**The document is not due to be delivered until April 1, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***The document is not due to be delivered until April 15, 2005. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.