Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-10
filed 2005-05-31
CIK 1308097

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                        SEQUOIA RESIDENTIAL FUNDING, INC.
             (Exact Name of registrant as specified in its charter)

                    DELAWARE                                35-2170972
(State or other jurisdiction of incorporation or (I.R.S. employer identification
                  organization)                                no.)

           ONE BELVEDERE PLACE
                SUITE 330
             MILL VALLEY, CA                                 94941
(Address of principal executive offices)                  (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant            Securities registered pursuant to
 to Section 12(b) of the Act:                 Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE
================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
       SEQUOIA MORTGAGE TRUST 2004-10, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I            ....................................................................................    3
                  ITEM 1     -   BUSINESS.............................................................    3
                  ITEM 2     -   PROPERTIES...........................................................    3
                  ITEM 3     -   LEGAL PROCEEDINGS....................................................    3
                  ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................    3

PART II           ....................................................................................    3
                  ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....................    3
                  ITEM 6     -   SELECTED FINANCIAL DATA..............................................    3
                  ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                 RESULTS OF OPERATIONS................................................    3
                  ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........    3
                  ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................    3
                  ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                 FINANCIAL DISCLOSURE.................................................    3
                  ITEM 9A    -   CONTROLS AND PROCEDURES..............................................    4
                  ITEM 9B    -   OTHER INFORMATION....................................................    4

PART III          ....................................................................................    4
                  ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................    4
                  ITEM 11    -   EXECUTIVE COMPENSATION...............................................    4
                  ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......    4
                  ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................    6
                  ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................    6

PART IV           ....................................................................................    6
                  ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......    6

SIGNATURES        ....................................................................................    8

CERTIFICATION     ....................................................................................    9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.....................................................................   10

INDEX TO EXHIBITS ....................................................................................   10

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

CLASS A-1A

  Identification                      Principal Amount Owned            Percentage of Outstanding Amount
  --------------                      ----------------------            --------------------------------
BANK OF NY                                  $ 5,520,000                               5.02%
INVSTRS BK                                  $30,000,000                              27.27%
CITIBANK                                    $40,000,000                              36.36%

SSB&T CO                                    $18,710,000                               6.48%

CLASS A-1B

  Identification                      Principal Amount Owned            Percentage of Outstanding Amount
  --------------                      ----------------------            --------------------------------
JPM/GW CAP                                  $12,225,000                                100%

CLASS A-2

   Identification                      Principal Amount Owned            Percentage of Outstanding Amount
   --------------                      ----------------------            --------------------------------
BONY/BARCL                                  $35,000,000                              17.20%
SSB&T CO                                    $12,010,000                               5.90%
BANK OF NY                                  $15,700,000                               7.71%
SSB-BK PFL                                  $35,000,000                              17.20%
BNY/CDC-FP                                  $36,141,000                              17.76%
JPMCBNA                                     $46,540,000                              22.88%

CLASS A-3A

  Identification                      Principal Amount Owned            Percentage of Outstanding Amount
  --------------                      ----------------------            --------------------------------
JPMCBNA                                     $104,000,000                             57.78%
MIZUHO BNK                                  $  1,000,000                              5.56%
SSB&T                                       $ 75,000,000                             41.67%

CLASS X-3B

  Identification                      Principal Amount Owned            Percentage of Outstanding Amount
  --------------                      ----------------------            --------------------------------
JPM/GW CAP                                  $ 15,000,000                                75%
JPMCBNA                                     $  5,000,000                                25%

CLASS A-4

    Identification                      Principal Amount Owned            Percentage of Outstanding Amount
    --------------                      ----------------------            --------------------------------
SSB-BK PFL                                  $ 34,299,000                             27.05%
JPMCBNA                                     $ 34,610,000                             27.30%
SSB&T CO                                    $ 40,360,000                             31.83%
WBNA-MAIN                                   $ 10,000,000                              7.89%

CLASS X-A

   Identification                      Principal Amount Owned            Percentage of Outstanding Amount
   --------------                      ----------------------            --------------------------------
JPM/GW CAP                                  $652,465,000                            100.00%

CLASS X-B

   Identification                      Principal Amount Owned            Percentage of Outstanding Amount
   --------------                      ----------------------            --------------------------------
CITIBANK                                    $ 20,891,000                            100.00%

CLASS B-1

 Identification                      Principal Amount Owned            Percentage of Outstanding Amount
 --------------                      ----------------------            --------------------------------
BANK OF NY                                  $  3,042,000                             21.66%
JPMCBNA                                     $  2,000,000                             14.24%
CGM/SAL BR                                  $  5,000,000                             35.61%
CITIBANK                                    $  4,000,000                             28.49%

CLASS B-2

    Identification                      Principal Amount Owned            Percentage of Outstanding Amount
    --------------                      ----------------------            --------------------------------
BANK OF NY                                  $  2,849,000                             41.66%
CITIBANK                                    $  2,000,000                             29.20%
WELLS BKNA                                  $  2,000,000                             29.20%

CLASS B-3

    Identification                      Principal Amount Owned            Percentage of Outstanding Amount
    --------------                      ----------------------            --------------------------------
CITIBANK                                    $  3,767,00                                100%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Not Applicable.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

            1.    Financial Statements:

                  Not applicable.

            2.    Financial Statement Schedules:

                  Not applicable.

            3.    Exhibits:

                  Exhibit No.   Description

                  31.1          Sarbanes-Oxley Certification.

                  99.1 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/Morgan Servicing Agreement").

                  99.2          Report of Independent Accountant pursuant to
                                Section 7.04(b) of the RWT/Morgan Servicing
                                Agreement.

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

                  99.6          Report of Independent Accountant pursuant to
                                Section 7.05 of the RWT/Cendant Servicing
                                Agreement.

                  99.7 Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

                  99.8          Report of Independent Accountant pursuant to
                                Section 11.21 of the RWT/Bank of America
                                Servicing Agreement.

                  99.9 Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

                  99.10         Report of Independent Accountant pursuant to
                                Section 6.05 of the RWT/GMAC Servicing
                                Agreement.

                  99.11 Statement of Compliance of the Servicer pursuant to Section 3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and Residential Funding Corporation, as modified by the related Acknowledgements (the "RWT/RFC Servicing Agreement").

                  99.12         Report of Independent Accountant pursuant to
                                Section 3.14(b) of the RWT/RFC Servicing
                                Agreement.

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

Date: May 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: May 31, 2005

/s/ Harold F. Zagunis
   -----------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.             Description

31.1                    Sarbanes-Oxley Certification.

99.1                    Statement of Compliance of the Servicer pursuant to
                        Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.2 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6                    Report of Independent Accountant pursuant to Section
                        7.05 of the RWT/Cendant Servicing Agreement.

99.7                    Statement of Compliance of the Servicer pursuant to
                        Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8                    Report of Independent Accountant pursuant to Section
                        11.21 of the RWT/Bank of America Servicing Agreement.

99.9                    Statement of Compliance of the Servicer pursuant to
                        Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10                   Report of Independent Accountant pursuant to Section
                        6.05 of the RWT/GMAC Servicing Agreement.

99.11                   Statement of Compliance of the Servicer pursuant to
                        Section 3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and Residential Funding Corporation, as modified by the related Acknowledgements (the "RWT/RFC Servicing Agreement").

99.12 Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.